Form 10-Q
period 2015-09-30
Tenaya Acquisitions Co
filed 2016-05-24
CIK 1580552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2015

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-207041


                           TENAYA ACQUISITIONS COMPANY
             (Exact name of registrant as specified in its charter)

           Nevada                                               46-3033100
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            55 E. Long Lake Road #490
                              Troy, Michigan 48085
                    (Address of principal executive offices)

                                 (248) 480-6351
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                   Outstanding at May 18, 2016
             -----                                   ---------------------------

Common Stock, par value $.001 per share                    8,000,000 shares

                           TENAYA ACQUISITIONS COMPANY

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)                                      3

     Balance Sheets                                                           3

     Statements of Operations                                                 4

     Statements of Cash Flows                                                 5

     Notes to Financial Statements                                            6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

Item 3. Quantitative and Qualitative Disclosures About Market Risk           12

Item 4. Controls and Procedures                                              12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3. Defaults Upon Senior Securities                                      13

Item 4. Mine Safety Disclosures                                              14

Item 5. Other Information                                                    14

Item 6. Exhibits                                                             14

SIGNATURES                                                                   15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TENAYA ACQUISITIONS COMPANY
                            CONDENSED BALANCE SHEETS

                                                               September 30, 2015       June 30, 2015
                                                               ------------------       -------------
                                                                   (Unaudited)            (Audited)
ASSETS

Current Assets
  Cash                                                              $     77              $    198
                                                                    --------              --------
      Total Current Assets                                                77                   198

TOTAL ASSETS                                                        $     77              $    198
                                                                    ========              ========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  A/P & Accrued Expenses                                            $  1,038              $    500
  Due to Related Party                                                 5,845                 3,715
                                                                    --------              --------
      Total Current Liabilities                                        6,883                 4,215
                                                                    --------              --------

TOTAL LIABILITIES                                                      6,883                 4,215
                                                                    --------              --------
STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 Par Value
  Authorized Common Stock
    75,000,000 shares at $0.001
  Issued and Outstanding
    8,000,000 & 8,000,000 Common Shares at September 30, 2015
     & June 30, 2015, respectively                                     8,000                 8,000
  Additional Paid In Capital                                              --                    --
  Accumulated Deficit                                                (14,806)              (12,017)
                                                                    --------              --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (6,806)               (4,017)
                                                                    --------              --------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $     77              $    198
                                                                    ========              ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                           TENAYA ACQUISITIONS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            3-months                3-months
                                                             ended                   ended
                                                        September 30, 2015      September 30, 2014
                                                        ------------------      ------------------
                                                           (Unaudited)             (Unaudited)
REVENUE
  Revenues                                                 $       --              $       --

      Total Revenues                                               --                      --
                                                           ----------              ----------
EXPENSES
General & Admin                                                   539                      --
Professional Fees                                               2,250                   1,250
                                                           ----------              ----------
      Total Expenses                                            2,789                   1,250
                                                           ----------              ----------

LOSS FROM OPERATIONS                                           (2,789)                 (1,250)

Provision for Income Taxes                                         --                      --
                                                           ----------              ----------

NET LOSS                                                   $   (2,789)             $   (1,250)
                                                           ==========              ==========

BASIC AND DILUTED LOSS PER COMMON SHARE                    $    (0.00)             $    (0.00)
                                                           ==========              ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        8,000,000               8,000,000
                                                           ==========              ==========


                 The accompanying notes are an integral part of
                       these interim financial statements.

                           TENAYA ACQUISITIONS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         3-months                3-months
                                                                          ended                   ended
                                                                     September 30, 2015      September 30, 2014
                                                                     ------------------      ------------------
                                                                        (Unaudited)             (Unaudited)
OPERATING ACTIVITIES
  Net Income                                                              $ (2,789)               $ (1,250)
  Adjustments to reconcile Net Income to net
   cash provided by operations:
      Increase (decrease)in AP & Accrued Expenses                              538                   1,250
      Share based Compensation
                                                                          --------                --------
Net cash used by Operating Activities                                       (2,251)                     --
                                                                          --------                --------
FINANCING ACTIVITIES
  Issuance of Common Stock                                                      --                      --
  Due to (from) related party                                                2,130                      --
                                                                          --------                --------
Net cash provided (used) by Financing Activities                          $  2,130                $     --
                                                                          --------                --------

Net increase (decrease) in Cash for period                                    (121)                     --
Cash at beginning of period                                                    198                      16
                                                                          --------                --------

Cash at end of period                                                     $     77                $     16
                                                                          ========                ========

Supplemental Cash Flow Information and noncash Financing Activities:
  Cash paid for interest                                                  $     --                $     --
                                                                          ========                ========

  Cash paid for taxes                                                     $     --                $     --
                                                                          ========                ========


                 The accompanying notes are an integral part of
                       these interim financial statements

                           TENAYA ACQUISITIONS COMPANY
               NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2015


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Tenaya Acquisitions Company was formed in the State of Nevada on June 20, 2013, and its year end is June 30. We are a development stage company incorporated to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for a full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on June 20, 2013 through September 30, 2015, the Company had no operations. As of September 30, 2015, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, changes in stockholders' deficit, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

ADVERTISING
Advertising costs are expensed as incurred. As of September 30, 2015 and September 30, 2014, no advertising costs have been incurred.

PROPERTY?The Company does not own or rent any property. The office space is provided by the CEO at no charge.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At September 30, 2015 and June 30, 2015, the Company had $77 and $198 in cash, respectively.

REVENUE AND COST RECOGNITION
The Company has no current source of revenue; therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER SHARE
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statement.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both September 30, 2015 and June 30, 2015, 8,000,000 common shares are issued and outstanding.

On June 24, 2013, the Company issued 5,685,000 Founder's shares at $0.001 per share (par value) for total cash of $5,685.

On June 24, 2013, the Company issued 2,315,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $2,315.

At September 30, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2015 and June 30, 2015, the President has loaned the Company $5,845 and $3,715, respectively. The loans are payable on demand and carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 18, 2016, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as "may", "will", "believes", "anticipates", "estimates", "expects", "continues", "should", "seeks", "intends", "plans", and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

PLAN OF OPERATION

The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no acquisitions in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's sole officer, director, promoter nor any affiliates thereof have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Our sole officer and director, Mr. Blaszczak, anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements."

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014 REVENUES. The Company's revenues were $0 for the three months ended September 30, 2015 and 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2015 were $539 as compared to $0 for the three months ended September 30, 2014. General and administrative expenses increased because the Company incurred filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We measure our liquidity in a number of ways, including the following:

                                              As of                   As of
                                        September 30, 2015        June 30, 2015
                                        ------------------        -------------

Cash                                         $    77                $   198
Working Capital                               (6,806)                (4,017)
Debt (current)                                 6,883                  4,215

On June 24, 2013, the Company issued 5,685,000 Founder's shares at $0.001 per share (par value) for total cash of $5,685.

On June 24, 2013, the Company issued 2,315,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $2,315.

At September 30, 2015 and June 30, 2015, the President has loaned the Company $5,845 and $3,715, respectively. The loans are payable on demand and carry no interest.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

Capital resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses;
(ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

IMPACT OF INFLATION

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

NET CASH USED IN OPERATING ACTIVITIES

We experienced negative cash flow of $2,251 from operating activities during the three months ended September 30, 2015 as compared to cash flow of $0, zero, from operating activities during three months ended September 30, 2014.

NET CASH USED IN INVESTING ACTIVITIES

The cash used in investing activities during the three months ended September 30, 2015 and 2014 was $0.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities during the three month periods September 30, 2015 was $2,130 and $0 during the three months ended September 30, 2014.

AVAILABILITY OF ADDITIONAL FUNDS

Based on our working capital deficit as of September 30, 2015 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through September 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with

United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock, and the valuation allowance relating to the Company's deferred tax assets.

We qualify as an "emerging growth company", as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012. Under the JOBS Act, "emerging growth companies", can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

MATERIAL COMMITMENTS

There was no material commitment during the three months ended September 30, 2015.

PURCHASE OF FURNITURE AND EQUIPMENT

We purchased no equipment during the three months ended September 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this section is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

     * We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

     * Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.                        Description
-----------                        -----------

Exhibit 31.1     302 Certification - Brian Blaszczak

Exhibit 32.1     906 Certification - Brian Blaszczak

Exhibit 101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(b) Reports of Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAYA ACQUISITIONS COMPANY

DATE: May 20, 2016


By: /s/ Brian Blaszczak
    --------------------------------------------
    Brian Blaszczak
    Chairman, President, Chief Executive Officer
    and Treasurer (Principal Accounting Officer
    and Authorized Officer)

Exhibit No.                        Description
-----------                        -----------

Exhibit 31.1     302 Certification - Brian Blaszczak

Exhibit 32.1     906 Certification - Brian Blaszczak

Exhibit 101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.