Form 10-Q
period 2015-12-31
Tenaya Acquisitions Co
filed 2016-05-24
CIK 1580552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2015

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

             Class                                   Outstanding at May 19, 2016
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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TENAYA ACQUISITIONS COMPANY
                            CONDENSED BALANCE SHEETS

                                                             December 31, 2015        June 30, 2015
                                                             -----------------        -------------
                                                                 (Unaudited)             (Audited)
ASSETS

Current Assets
  Cash                                                            $      2               $    198
  Due from Related Party                                                --                     --
                                                                  --------               --------
      Total Current Assets                                               2                    198
                                                                  --------               --------

TOTAL ASSETS                                                      $      2               $    198
                                                                  ========               ========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  A/P & Accrued Expenses                                          $  1,038               $    500
  Due to Related Party                                               5,770                  3,715
                                                                  --------               --------
      Total Current Liabilities                                      6,808                  4,215
                                                                  --------               --------

TOTAL LIABILITIES                                                    6,808                  4,215
                                                                  --------               --------
STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 Par Value
  Authorized Common Stock
    75,000,000 shares at $0.001
  Issued and Outstanding
    8,000,000 & 8,000,000 Common Shares at December 31, 2015
     & June 30, 2015, respectively                                   8,000                  8,000
  Additional Paid In Capital                                            --                     --
  Accumulated Deficit                                              (14,806)               (12,017)
      TOTAL STOCKHOLDERS' DEFICIT                                   (6,806)                (4,017)
                                                                  --------               --------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                         $      2               $    198
                                                                  ========               ========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                           TENAYA ACQUISITIONS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          3 months         3 months         6 months         6 months
                                                            ended            ended            ended            ended
                                                         December 31,     December 31,     December 31,     December 31,
                                                            2015             2014             2015             2014
                                                         ----------       ----------       ----------       ----------
REVENUE
  Revenues                                               $       --       $       --       $       --       $       --
                                                         ----------       ----------       ----------       ----------
      Total Revenues                                             --               --               --               --
                                                         ----------       ----------       ----------       ----------
EXPENSES
  General & Admin                                                --               68              539               68
  Professional Fees                                              --               --            2,250            1,250
                                                         ----------       ----------       ----------       ----------
      Total Expenses                                             --               68            2,789            1,318
                                                         ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                                             --              (68)          (2,789)          (1,318)

Provision for IncomeTaxes                                        --               --               --               --
                                                         ----------       ----------       ----------       ----------

NET LOSS                                                 $       --       $      (68)      $   (2,789)      $   (1,318)
                                                         ==========       ==========       ==========       ==========

BASIC AND DILUTED LOSS PER COMMON SHARE                  $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                                         ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      8,000,000        8,000,000        8,000,000        8,000,000
                                                         ==========       ==========       ==========       ==========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                           TENAYA ACQUISITIONS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          6 months           6 months
                                                                            ended              ended
                                                                         December 31,       December 31,
                                                                            2015               2014
                                                                          --------           --------
                                                                         (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
  Net Income                                                              $ (2,789)          $ (1,318)
  Adjustments to reconcile Net Income to net
   cash provided by operations:
      Increase (decrease)in AP & Accrued Expenses                              538              1,250
                                                                          --------           --------
Net cash used by Operating Activities                                       (2,251)               (68)
                                                                          --------           --------
FINANCING ACTIVITIES
  Issuance of Common Stock                                                      --                 --
  Due to (from) related party                                                2,055
                                                                          --------           --------
Net cash provided (used) by Financing Activities                             2,055                 --
                                                                          --------           --------

Net increase (decrease) in Cash for period                                    (196)               (68)
Cash at beginning of period                                                    198                 16
                                                                          --------           --------

Cash at end of period                                                     $      2           $    (52)
                                                                          ========           ========
Supplemental Cash Flow Information and noncash Financing Activities:
  Cash paid for interest                                                  $     --           $     --
                                                                          ========           ========

  Cash paid for taxes                                                     $     --           $     --
                                                                          ========           ========


                 The accompanying notes are an integral part of
                       these interim financial statements

                           TENAYA ACQUISITIONS COMPANY
               NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2015


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the operating results for a full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through December 31, 2015, the Company had no operations. As of December 31, 2015, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, changes in stockholders' deficit, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

ADVERTISING
Advertising costs are expensed as incurred. As of December 31, 2015 and June 30, 2015, no advertising costs have been incurred.

PROPERTY?

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At December 31, 2015 and June 30, 2015, the Company had $2 and $198 in cash, respectively.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both December 31, 2015 and June 30, 2015, 8,000,000 common shares are issued and outstanding.

On June 24, 2013, the Company issued 5,685,000 Founder's shares at $0.001 per share (par value) for total cash of $5,685.

On June 24, 2013, the Company issued 2,315,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $2,315.

At December 31, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2015 and June 30, 2015, the President has loaned the Company $5,770 and $3,715, respectively. The loans are payable on demand and carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 19, 2016, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

REVENUES. The Company's revenues were $0 for the three and six months ended December 31, 2015 and 2014. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended December 31, 2015 were $0 as compared to $68 for the three months ended December 31, 2014. Selling, general and administrative expenses for the six months ended December 31, 2015 were $539 as compared to $68 for the six months ended December 31, 2014. General and administrative expenses increased because the Company incurred compliance filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We measure our liquidity in a number of ways, including the following:

                                             As of                   As of
                                       December 31, 2015         June 30, 2015
                                       -----------------         -------------

Cash                                       $     2                 $   198
Working Capital                             (6,806)                 (4,017)
Debt (current)                               6,808                   4,215

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

NET CASH USED IN OPERATING ACTIVITIES

We experienced negative cash flow of $2,251 from operating activities during the six ended December 31, 2015 as compared to negative cash flow from operating activities in the amount of $68 during six months ended December 31, 2014.

NET CASH USED IN INVESTING ACTIVITIES

The cash used in investing activities during the six months ended December 31, 2015 and 2014 was $0.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities during the six month periods December 31, 2015 was $2,055 and $0 during the six months ended December 31, 2014.

AVAILABILITY OF ADDITIONAL FUNDS

Based on our working capital deficit as of December 31, 2015 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 31 2016.

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

MATERIAL COMMITMENTS

There was no material commitment during the six months ended December 31, 2015.

PURCHASE OF FURNITURE AND EQUIPMENT

We purchased no equipment in the six months ended December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our second fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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