Form 10-Q
period 2016-03-31
Tenaya Acquisitions Co
filed 2016-05-24
CIK 1580552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2016

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

             Class                                   Outstanding at May 20, 2016
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

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TENAYA ACQUISITIONS COMPANY
                            CONDENSED BALANCE SHEETS

                                                             March 31, 2016        June 30, 2015
                                                             --------------        -------------
                                                               (Unaudited)            (Audited)
ASSETS

Current Assets
  Cash                                                          $      4              $    198
                                                                --------              --------
      Total Current Assets                                             4                   198
                                                                --------              --------

TOTAL ASSETS                                                    $      4              $    198
                                                                ========              ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  A/P & Accrued Expenses                                        $  3,138              $    500
  Due to Related Party                                             5,845                 3,715
                                                                --------              --------
      Total Current Liabilities                                    8,983                 4,215
                                                                --------              --------

TOTAL LIABILITIES                                                  8,983                 4,215
                                                                --------              --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 Par Value
  Authorized Common Stock
    75,000,000 shares at $0.001
  Issued and Outstanding
    8,000,000 & 8,000,000 Common Shares at March 31, 2016
     & June 30, 2015, respectively                                 8,000                 8,000
  Additional Paid In Capital                                          --                    --
  Accumulated Deficit                                            (16,979)              (12,017)
                                                                --------              --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (8,979)               (4,017)
                                                                --------              --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $      4              $    198
                                                                ========              ========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                           TENAYA ACQUISITIONS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          3 months         3 months        9 months         9 months
                                                           ended            ended           ended            ended
                                                          March 31,        March 31,       March 31,        March 31,
                                                            2016             2015            2016             2015
                                                         ----------       ----------      ----------       ----------
REVENUE
  Revenues                                               $       --       $       --      $       --       $       --
                                                         ----------       ----------      ----------       ----------
      Total Revenues                                             --               --              --               --
                                                         ----------       ----------      ----------       ----------
EXPENSES
  General & Admin                                                73              412             612              481
  Professional Fees                                           2,100               --           4,350            1,250
                                                         ----------       ----------      ----------       ----------
      Total Expenses                                          2,173              412           4,962            1,731
                                                         ----------       ----------      ----------       ----------

LOSS FROM OPERATIONS                                         (2,173)            (412)         (4,962)          (1,731)

Provision for IncomeTaxes                                        --               --              --               --
                                                         ----------       ----------      ----------       ----------

      NET LOSS                                           $   (2,173)      $     (412)     $   (4,962)      $   (1,731)
                                                         ==========       ==========      ==========       ==========

BASIC AND DILUTED LOSS PER COMMON SHARE                  $    (0.00)      $    (0.00)     $    (0.00)      $    (0.00)
                                                         ==========       ==========      ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      8,000,000        8,000,000       8,000,000        8,000,000
                                                         ==========       ==========      ==========       ==========


                 The accompanying notes are an integral part of
                       these interim financial statements.

                           TENAYA ACQUISITIONS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         9 months           9 months
                                                                          ended              ended
                                                                         March 31,          March 31,
                                                                           2016               2015
                                                                         --------           --------
                                                                        (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
  Net Income                                                             $ (4,962)          $ (1,731)
  Adjustments to reconcile Net Income to net
   cash provided by operations:
     Increase (decrease) in AP & Accrued Expenses                           2,638             (1,000)
                                                                         --------           --------
Net cash used by Operating Activities                                      (2,324)            (2,731)
                                                                         --------           --------
FINANCING ACTIVITIES
  Issuance of Common Stock                                                     --                 --
  Due to (from) related party                                               2,130              2,750
                                                                         --------           --------
Net cash provided (used) by Financing Activities                            2,130              2,750
                                                                         --------           --------

Net increase (decrease) in Cash for period                                   (194)                19
Cash at beginning of period                                                   198                 16
                                                                         --------           --------

Cash at end of period                                                    $      4           $     35
                                                                         ========           ========

Supplemental Cash Flow Information and noncash Financing Activities:
  Cash paid for interest                                                 $     --           $     --
                                                                         ========           ========

  Cash paid for taxes                                                    $     --           $     --
                                                                         ========           ========


                 The accompanying notes are an integral part of
                       these interim financial statements

                           TENAYA ACQUISITIONS COMPANY
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2016


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for a full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on June 20, 2013 through March 31, 2016, the Company had no operations. As of March 31, 2016, the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

ADVERTISING
Advertising costs are expensed as incurred. As of March 31, 2016 and June 30, 2015, no advertising costs have been incurred.

PROPERTY

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

CASH AND CASH EQUIVALENTS
For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At March 31, 2016 and June 30, 2015, the Company had $4 and $198 in cash, respectively.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both March 31, 2016 and June 30, 2015, 8,000,000 common shares are issued and outstanding.

On June 24, 2013, the Company issued 5,685,000 Founder's shares at $0.001 per share (par value) for total cash of $5,685.

On June 24, 2013, the Company issued 2,315,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $2,315.

At March 31, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2016 and June 30, 2015, the President has loaned the Company $5,845 and $3,715, respectively. The loans are payable on demand and carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 20, 2016, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 REVENUES. The Company's revenues were $0 for the three and nine months ended March 31, 2016 and 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2016 were $73 as compared to $412 for the three months ended March 31, 2015. Selling, general and administrative expenses for the nine months ended March 31, 2016 were $612 as compared to $481 for the nine months ended March 31, 2015.

PROFESSIONAL FEES. Professional Fees, for the three months ended March 31, 2016 were $2,100 as compared to $0 for the three months ended March 31, 2015. Professional Fees for the nine months ended March 31, 2016 were $4,350 as compared to $1,250 for the nine months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We measure our liquidity in a number of ways, including the following:

                                              As of                  As of
                                          March 31, 2016         June 30, 2015
                                          --------------         -------------

Cash                                         $     4                $   198
Working Capital                               (8,979                 (4,017)
Debt (current)                                 8,983                  4,215

On June 24, 2013, the Company issued 5,685,000 Founder's shares at $0.001 per share (par value) for total cash of $5,685.

On June 24, 2013, the Company issued 2,315,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $2,315.

At March 31, 2016 and June 30, 2015, the President has loaned the Company $5,845 and $3,715, respectively. The loans are payable on demand and carry no interest.

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

NET CASH USED IN OPERATING ACTIVITIES

We experienced negative cash flow of $2,324 from operating activities during the nine months ended March 31, 2016 as compared to negative cash flow from operating activities in the amount of $2,731 during the nine months ended March 31, 2015.

NET CASH USED IN INVESTING ACTIVITIES

The cash used in investing activities during the nine months ended March 31, 2016 and 2015 was $0.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities during the nine month period ended March 31, 2016 was $2,130, and $2,750 during the nine month period ended March 31, 2015.

AVAILABILITY OF ADDITIONAL FUNDS

Based on our working capital deficit as of March 31, 2016 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through March 31, 2017.

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

MATERIAL COMMITMENTS

There were no material commitments during the nine months ended March 31, 2016.

PURCHASE OF FURNITURE AND EQUIPMENT

We purchased no equipment in the nine months ended March 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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